Form 10-K/A
period 2017-12-31
CCUBS Commercial Mortgage Trust 2017-C1
filed 2018-09-19
CIK 1720748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.6 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.6 to the Original 10-K.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.6         Berkeley Point Capital LLC, as Primary Servicer

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.10       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.4 to the Original 10‑K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.20       Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Westin Crystal City Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westin Crystal City Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westin Crystal City Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.25       Wells Fargo Bank, National Association, as Custodian of the Westin Crystal City Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Westin Crystal City Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.30       Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.34       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.35       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.38       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.39       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.40       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.41       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.43       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.46       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.47       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.49       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (filed as Exhibit 33.49 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.50       CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (filed as Exhibit 33.50 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.51       Wells Fargo Bank, National Association, as Trustee  and Certificate Administrator of the GNL Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.52       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.54       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.49 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.55       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.50 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.56       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.57       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.41 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.60       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (filed as Exhibit 33.60 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.61       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.63       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.69       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.71       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.72       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.72 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.75       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.76       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 33.76 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.77       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.79       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (filed as Exhibit 33.72 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.82       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.83       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.84       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (filed as Exhibit 33.60 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.85       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.86       Wells Fargo Bank, National Association, as Certificate Administrator of the 16 Court Street Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.87       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 16 Court Street Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.90       National Tax Search, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.91       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.92       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.49 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.93       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.94       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.95       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.96       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.72 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.97       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

33.98       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.6         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.20       Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Westin Crystal City Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westin Crystal City Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westin Crystal City Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.25       Wells Fargo Bank, National Association, as Custodian of the Westin Crystal City Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Westin Crystal City Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.30       Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.34       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.35       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.38       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.39       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.40       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.41       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.43       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.46       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.47       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.49       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (filed as Exhibit 34.49 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.50       CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (filed as Exhibit 34.50 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.51       Wells Fargo Bank, National Association, as Trustee  and Certificate Administrator of the GNL Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.52       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.54       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.49 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.55       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.50 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.56       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.57       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.60       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (filed as Exhibit 34.60 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.61       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.63       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.69       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.71       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.72       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.72 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.75       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.76       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 34.76 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.77       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.79       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (filed as Exhibit 34.72 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.82       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.83       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.84       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (filed as Exhibit 34.60 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.85       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.86       Wells Fargo Bank, National Association, as Certificate Administrator of the 16 Court Street Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.87       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 16 Court Street Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.90       National Tax Search, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.91       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.92       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.49 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.93       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.94       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.95       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.96       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.72 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.97       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.42 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

34.98       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.43 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35            Servicer compliance statements .

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the 2U Headquarters Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Westin Crystal City Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westin Crystal City Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Crystal City Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (filed as Exhibit 35.23 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.24       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Manchester Financial Building Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.29       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.30       CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (filed as Exhibit 35.30 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of the GNL Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.32       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.33       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 35.30 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (filed as Exhibit 35.35 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.36       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan (filed as Exhibit 35.36 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.37       Wells Fargo Bank, National Association, as Certificate Administrator of the Headquarters Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.38       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 35.38 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.40       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.41       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 35.41 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.42       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.43       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.44       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (filed as Exhibit 35.44 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.45       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (filed as Exhibit 35.36 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.46       Wells Fargo Bank, National Association, as Certificate Administrator of the 16 Court Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.47       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.47 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.48       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.48 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

35.49       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-06 and incorporated by reference herein)

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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ Nicholas Galeone

Nicholas Galeone, President

(senior officer in charge of securitization of the depositor)

/s/ David Schell

David Schell, Managing Director

Date: September 19, 2018