Form 10-K
period 2019-12-31
CCUBS Commercial Mortgage Trust 2017-C1
filed 2020-03-20
CIK 1720748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4052506 38-4052507 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The Chelsea Multifamily Portfolio Mortgage Loan, the 2U Headquarters Mortgage Loan, the Westin Crystal City Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan, which constituted approximately 5.0%, 4.9%, 3.4%, 3.4%, 2.6% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Chelsea Multifamily Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 2U Headquarters Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Westin Crystal City Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Marriott Grand Cayman Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Hyatt Regency Princeton Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the At Home Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Chelsea Multifamily Portfolio Mortgage Loan, the 2U Headquarters Mortgage Loan, the Westin Crystal City Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan, which constituted approximately 3.6% of the asset pool of the issuing entity as of its cut-off date.  The Bass Pro & Cabela's Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bass Pro & Cabela's Portfolio Mortgage Loan and nine other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2017-GS8 transaction, Commission File Number 333-207677-07 (the “GSMS 2017-GS8 Transaction”). This loan combination, including the Bass Pro & Cabela's Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Headquarters Plaza Mortgage Loan, which constituted approximately 3.6% of the asset pool of the issuing entity as of its cut-off date.  The Headquarters Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Headquarters Plaza Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CD 2017-CD6 Mortgage Trust transaction, Commission File Number 333-206705-11 (the “CD 2017-CD6 Transaction”). This loan combination, including the Headquarters Plaza Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2017-CD6 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harmon Corner Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The Harmon Corner Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Harmon Corner Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Harmon Corner Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Harmon Corner loan combination in the UBS Commercial Mortgage Trust 2017-C6 transaction, Commission File Number 333-207340-07 (the “UBS 2017-C6 Transaction”).  After the closing of the UBS 2017-C6 Transaction on December 13, 2017, this loan combination, including the Harmon Corner Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Manchester Financial Building Mortgage Loan and the special servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the General Motors Building Mortgage Loan, the 16 Court Street Mortgage Loan, the Harmon Corner Mortgage Loan, the Headquarters Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Manchester Financial Building Mortgage Loan, the GNL Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the 16 Court Street Mortgage Loan, the Harmon Corner Mortgage Loan, the National Office Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the GNL Portfolio Mortgage Loan, the 16 Court Street Mortgage Loan, the Headquarters Plaza Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and the Manchester Financial Building Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Manchester Financial Building Mortgage Loan, the GNL Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2017-C5 Transaction and the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Manchester Financial Building Mortgage Loan, the GNL Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the General Motors Building Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the Harmon Corner Mortgage Loan, the 16 Court Street Mortgage Loan and the National Office Portfolio Mortgage Loan.  Pursuant to the trust and servicing agreement for the BXP 2017-GM Transaction, the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, the pooling and servicing agreement for the CD 2017-CD6 Transaction, the pooling and servicing agreement for the UBS 2017-C6 Transaction, the pooling and servicing agreement for the WFCM 2017-C42 Transaction and the pooling and servicing agreement for the UBS 2017-C7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the General Motors Building Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the Harmon Corner Mortgage Loan, the 16 Court Street Mortgage Loan and the National Office Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the General Motors Building Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the Harmon Corner Mortgage Loan, the 16 Court Street Mortgage Loan and the National Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the General Motors Building Mortgage Loan, the Manchester Financial Building Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the Harmon Corner Mortgage Loan, the 16 Court Street Mortgage Loan and the National Office Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the General Motors Building Mortgage Loan and the Harmon Corner Mortgage Loan, the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the General Motors Building Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Harmon Corner Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-GS8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Headquarters Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2017-CD6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CD 2017-CD6 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CD 2017-CD6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.9         Wells Fargo Bank, National Association, as Trustee of the Chelsea Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 33.1)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 33.1)

33.14       Wells Fargo Bank, National Association, as Trustee of the 2U Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.19       Wells Fargo Bank, National Association, as Trustee of the Westin Crystal City Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Westin Crystal City Mortgage Loan (see Exhibit 33.4)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Westin Crystal City Mortgage Loan (see Exhibit 33.5)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.24       Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.4)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.5)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.29       Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.34       Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

33.38       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan

33.39       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.4)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan

33.42       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 33.1)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 33.1)

33.45       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 33.4)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 33.5)

33.48       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

33.49       CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

33.50       Wells Fargo Bank, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.37)

33.54       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan

33.55       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.4)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.5)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.41)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.42)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.37)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.62       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.41)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.42)

33.67       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.48)

33.68       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.49)

33.69       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.37)

33.73       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan

33.74       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.4)

33.76       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.64)

33.77       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 33.41)

33.78       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 33.42)

33.79       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (see Exhibit 33.37)

33.80       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 33.54)

33.81       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (see Exhibit 33.4)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (see Exhibit 33.5)

33.84       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 33.41)

33.85       National Tax Search, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 33.42)

33.86       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.37)

33.87       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.48)

33.88       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.90       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.64)

33.91       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.41)

33.92       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.42)

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

34.9         Wells Fargo Bank, National Association, as Trustee of the Chelsea Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 34.1)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 34.1)

34.14       Wells Fargo Bank, National Association, as Trustee of the 2U Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.19       Wells Fargo Bank, National Association, as Trustee of the Westin Crystal City Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Westin Crystal City Mortgage Loan (see Exhibit 34.4)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Westin Crystal City Mortgage Loan (see Exhibit 34.5)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.24       Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.4)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.5)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.29       Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.34       Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

34.38       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan

34.39       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.4)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan

34.42       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 34.1)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 34.1)

34.45       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 34.4)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 34.5)

34.48       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

34.49       CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

34.50       Wells Fargo Bank, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.37)

34.54       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan

34.55       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.4)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.5)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.41)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.42)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.37)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.62       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.41)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.42)

34.67       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.48)

34.68       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.49)

34.69       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.37)

34.73       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan

34.74       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.4)

34.76       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.64)

34.77       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 34.41)

34.78       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 34.42)

34.79       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (see Exhibit 34.37)

34.80       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 34.54)

34.81       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (see Exhibit 34.4)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (see Exhibit 34.5)

34.84       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 34.41)

34.85       National Tax Search, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 34.42)

34.86       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.37)

34.87       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.48)

34.88       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.90       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.64)

34.91       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.41)

34.92       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.42)

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

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Westin Crystal City Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Westin Crystal City Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

35.18       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 35.1)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

35.22       CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.17)

35.24       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.17)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.1)

35.27       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.21)

35.28       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.22)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.17)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (see Exhibit 35.17)

35.32       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 35.24)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.17)

35.34       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.21)

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

Date: March 20, 2020

 /s/ David Schell

David Schell, Managing Director

Date: March 20, 2020