Form 10-K
period 2020-12-31
CCUBS Commercial Mortgage Trust 2017-C1
filed 2021-03-16
CIK 1720748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Chelsea Multifamily Portfolio Mortgage Loan, the 2U Headquarters Mortgage Loan, the Westin Crystal City Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan, which constituted approximately 5.0%, 4.9%, 3.4%, 3.4%, 2.6% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Chelsea Multifamily Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 2U Headquarters Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Westin Crystal City Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Marriott Grand Cayman Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Hyatt Regency Princeton Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (f) with respect to the At Home Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Chelsea Multifamily Portfolio Mortgage Loan, the 2U Headquarters Mortgage Loan, the Westin Crystal City Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the GNL Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan, which constituted approximately 7.2% and 3.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The GNL Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Yorkshire & Lexington Towers Mortgage Loan, seven other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the CSAIL 2017-CX10 Commercial Mortgage Trust transaction, Commission File Number 333-207361-07 (the “CSAIL 2017-CX10 Transaction”). These loan combinations, including the GNL Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the General Motors Building Mortgage Loan, the 16 Court Street Mortgage Loan, the Headquarters Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the GNL Portfolio Mortgage Loan, the General Motors Building Mortgage Loan, the 16 Court Street Mortgage Loan, the Harmon Corner Mortgage Loan, the Headquarters Plaza Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and the Manchester Financial Building Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the 16 Court Street Mortgage Loan and the Headquarters Plaza Mortgage Loan, which constituted approximately 6.4% and 3.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Headquarters Plaza Mortgage Loan from January 1, 2020 to May 5, 2020. As a result, it is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

Wells Fargo Bank, National Association acts as trustee of the Chelsea Multifamily Portfolio Mortgage Loan, the 2U Headquarters Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the Westin Crystal City Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the At Home Portfolio Mortgage Loan, the Manchester Financial Building Mortgage Loan, the GNL Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2017-C5 Transaction and the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Chelsea Multifamily Portfolio Mortgage Loan, the 2U Headquarters Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the Westin Crystal City Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the At Home Portfolio Mortgage Loan, the Manchester Financial Building Mortgage Loan, the GNL Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the General Motors Building Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the 16 Court Street Mortgage Loan and the National Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the General Motors Building Mortgage Loan, the Manchester Financial Building Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the GNL Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the Harmon Corner Mortgage Loan, the 16 Court Street Mortgage Loan and the National Office Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Headquarters Plaza Mortgage Loan, the General Motors Building Mortgage Loan, the Harmon Corner Mortgage Loan and the 16 Court Street Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Headquarters Plaza Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the General Motors Building Mortgage Loan, Argentic Services Company LP as special servicer of the Headquarters Plaza Mortgage Loan on and after May 6, 2020, and Rialto Capital Advisors, LLC as special servicer of the Harmon Corner Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of LNR Partners, LLC as special servicer of the Headquarters Plaza Mortgage Loan prior to May 6, 2020 and special servicer of the 16 Court Street Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.20         Agreement Between Note Holders, dated as of October 27, 2017, by and between Column Financial, Inc., as Initial Note A-1-A Holder, and Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, and Column Financial, Inc., as Initial Note A-2-A Holder, and Citi Real Estate Funding Inc., as Initial Note A-2-B Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207340-06 and incorporated by reference herein).

4.21         Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8-1 Holder and Initial Note A-8-2 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207340-06 and incorporated by reference herein).

4.22         Agreement Between Note Holders, dated as of October 20, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Initial Note A-2 Holder, and Barclays Bank PLC, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207340-06 and incorporated by reference herein).

4.23         Agreement Between Note Holders, dated as of October 10, 2017, by and between Barclays Bank PLC, as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207340-06 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of November 9, 2017, between Ladder Capital Finance LLC, as Note A-1-A Holder, and Ladder Capital Finance LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Ladder Capital Finance LLC, as Note A-3 Holder, and Ladder Capital Finance LLC, as Note A-4-B Holder and Ladder Capital Finance LLC, as Note A-5-A Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207340-06 and incorporated by reference herein).

4.25         Primary Servicing Agreement, Dated as of November 1, 2017, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207340-06 and incorporated by reference herein).

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

33.50       Wells Fargo Bank, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 33.37)

33.54       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan prior to May 6, 2020

33.55       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.56       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.4)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.5)

33.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.41)

33.60       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.42)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.37)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.63       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.41)

33.67       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.42)

33.68       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.48)

33.69       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.49)

33.70       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.73       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.6)

33.74       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan

33.75       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.4)

33.77       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.65)

33.78       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (see Exhibit 33.37)

33.79       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 33.54)

33.80       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (see Exhibit 33.4)

33.82       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (see Exhibit 33.5)

33.83       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 33.41)

33.84       National Tax Search, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 33.42)

33.85       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.37)

33.86       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.48)

33.87       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.89       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.65)

33.90       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.41)

33.91       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.42)

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

34.50       Wells Fargo Bank, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 34.37)

34.54       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan prior to May 6, 2020

34.55       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.56       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.4)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.5)

34.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.41)

34.60       National Tax Search, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.42)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.37)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.63       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.41)

34.67       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.42)

34.68       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.48)

34.69       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.49)

34.70       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.73       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.6)

34.74       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan

34.75       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.4)

34.77       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.65)

34.78       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (see Exhibit 34.37)

34.79       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 34.54)

34.80       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (see Exhibit 34.4)

34.82       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (see Exhibit 34.5)

34.83       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 34.41)

34.84       National Tax Search, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 34.42)

34.85       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.37)

34.86       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.48)

34.87       Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.89       Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.65)

34.90       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.41)

34.91       National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.42)

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

35.21       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

35.22       CWCapital Asset Management LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan (see Exhibit 35.17)

35.24       LNR Partners, LLC, as Special Servicer of the Headquarters Plaza Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.25       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.17)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.1)

35.28       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.21)

35.29       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.22)

35.30       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan (see Exhibit 35.17)

35.33       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.17)

35.35       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.21)

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

Date: March 15, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 15, 2021