Form 10-K
period 2025-12-31
CCUBS Commercial Mortgage Trust 2017-C1
filed 2026-03-18
CIK 1720748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the General Motors Building Mortgage Loan, the 16 Court Street Mortgage Loan, the Headquarters Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan, the Harmon Corner Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the primary servicer of the General Motors Building Mortgage Loan, the 16 Court Street Mortgage Loan, the Headquarters Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan, the Harmon Corner Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Harmon Corner Mortgage Loan, the General Motors Building Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Headquarters Plaza Mortgage Loan, the 16 Court Street Mortgage Loan and the National Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.41       Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan prior to March 1, 2025

33.46       Trimont LLC, as Primary Servicer of the General Motors Building Mortgage Loan on and after March 1, 2025

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

33.60       Wells Fargo Bank, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.45)

33.65       Trimont LLC, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.46)

33.66       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.53)

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

33.68       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.50)

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.72       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 33.45)

33.73       Trimont LLC, as Primary Servicer of the Headquarters Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 33.46)

33.74       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 33.4)

33.77       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 33.5)

33.78       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 33.50)

33.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.80       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan prior to March 1, 2025 (see Exhibit 33.45)

33.81       Trimont LLC, as Primary Servicer of the Harmon Corner Mortgage Loan on and after March 1, 2025 (see Exhibit 33.46)

33.82       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.6)

33.83       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan

33.84       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.4)

33.86       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.69)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 33.50)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.45)

33.90       Trimont LLC, as Primary Servicer of the 16 Court Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.46)

33.91       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 33.59)

33.92       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (see Exhibit 33.4)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (see Exhibit 33.5)

33.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 33.50)

33.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.97       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.45)

33.98       Trimont LLC, as Primary Servicer of the National Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.46)

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

34.41       Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan prior to March 1, 2025

34.46       Trimont LLC, as Primary Servicer of the General Motors Building Mortgage Loan on and after March 1, 2025

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

34.60       Wells Fargo Bank, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.45)

34.65       Trimont LLC, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.46)

34.66       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.53)

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

34.68       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.50)

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.72       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 34.45)

34.73       Trimont LLC, as Primary Servicer of the Headquarters Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 34.46)

34.74       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wilmington Trust, National Association, as Trustee of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Custodian of the Headquarters Plaza Mortgage Loan (see Exhibit 34.4)

34.77       Park Bridge Lender Services LLC, as Operating Advisor of the Headquarters Plaza Mortgage Loan (see Exhibit 34.5)

34.78       CoreLogic Solutions, LLC, as Servicing Function Participant of the Headquarters Plaza Mortgage Loan (see Exhibit 34.50)

34.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.80       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan prior to March 1, 2025 (see Exhibit 34.45)

34.81       Trimont LLC, as Primary Servicer of the Harmon Corner Mortgage Loan on and after March 1, 2025 (see Exhibit 34.46)

34.82       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.6)

34.83       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan

34.84       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.4)

34.86       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.69)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 34.50)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.45)

34.90       Trimont LLC, as Primary Servicer of the 16 Court Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.46)

34.91       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 34.59)

34.92       Wilmington Trust, National Association, as Trustee of the 16 Court Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the 16 Court Street Mortgage Loan (see Exhibit 34.4)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the 16 Court Street Mortgage Loan (see Exhibit 34.5)

34.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the 16 Court Street Mortgage Loan (see Exhibit 34.50)

34.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.97       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.45)

34.98       Trimont LLC, as Primary Servicer of the National Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.46)

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

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan prior to March 1, 2025

35.19       Trimont LLC, as Primary Servicer of the General Motors Building Mortgage Loan on and after March 1, 2025

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

35.22       K-Star Asset Management LLC, as Special Servicer of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

35.24       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.26       Trimont LLC, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.27       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Headquarters Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.29       Trimont LLC, as Primary Servicer of the Headquarters Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.30       Argentic Services Company LP, as Special Servicer of the Headquarters Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.32       Trimont LLC, as Primary Servicer of the Harmon Corner Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.33       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Harmon Corner Mortgage Loan

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the 16 Court Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.36       Trimont LLC, as Primary Servicer of the 16 Court Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.37       LNR Partners, LLC, as Special Servicer of the 16 Court Street Mortgage Loan (see Exhibit 35.24)

35.38       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.18)

35.39       Trimont LLC, as Primary Servicer of the National Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.19)

35.40       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.23)

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

Date: March 18, 2026

/s/ Andrew Lisa

Andrew Lisa, Executive Director

Date: March 18, 2026